Form 10-K
period 2021-12-31
GS Mortgage Securities Trust 2019-GC39
filed 2022-03-15
CIK 1771501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Street Mortgage Loan, which constituted approximately 9.7% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Street Mortgage Loan, eight other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Tulsa Office Portfolio Mortgage Loan and the Soho Beach House Mortgage Loan, which constituted approximately 2.5% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Tulsa Office Portfolio Mortgage Loan and the Soho Beach House Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Tulsa Office Portfolio Mortgage Loan or the Soho Beach House Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). These loan combinations, including the Tulsa Office Portfolio Mortgage Loan and the Soho Beach House Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 57 East 11th Street Mortgage Loan, the special servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 and the 365 Bond Mortgage Loan and the primary servicer and special servicer of the 101 California Street Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the Tulsa Office Portfolio Mortgage Loan, the 57 East 11th Street Mortgage Loan on and after July 19, 2021 and the Soho Beach House Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 365 Bond Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Tulsa Office Portfolio Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Soho Beach House Mortgage Loan, the servicer compliance statement of LNR Partners, LLC as special servicer of the Tulsa Office Portfolio Mortgage Loan, the 57 East 11th Street Mortgage Loan on and after July 19, 2021 and the Soho Beach House Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.2)

33.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.1)

33.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.1)

33.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.1)

33.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.6)

33.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.2)

33.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan (see Exhibit 33.1)

33.47       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.54       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 33.4)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 33.49)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.58       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.59       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan

33.60       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.49)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.64       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.2)

33.65       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.59)

33.66       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.4)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.49)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 33.1)

33.72       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (see Exhibit 33.59)

33.73       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.49)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.2)

34.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.1)

34.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.1)

34.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.1)

34.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.6)

34.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.2)

34.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan (see Exhibit 34.1)

34.47       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.54       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 34.4)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 34.49)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.58       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.59       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan

34.60       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.49)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.64       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.2)

34.65       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.59)

34.66       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.4)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.49)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 34.1)

34.72       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (see Exhibit 34.59)

34.73       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.49)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkadia Commercial Mortgage LLC, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.1)

35.7         KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 35.1)

35.9         KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 35.1)

35.11       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 35.1)

35.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.4)

35.17       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 365 Bond Mortgage Loan

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 365 Bond Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.23       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.2)

35.25       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 35.1)

35.28       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (Omitted. See Explanatory Notes.)

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

Date: March 15, 2022