Form 10-K
period 2022-12-31
GS Mortgage Securities Trust 2019-GC39
filed 2023-03-20
CIK 1771501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the 365 Bond Mortgage Loan, the primary servicer and special servicer of the 101 California Street Mortgage Loan and the primary servicer of the 57 East 11th Street Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Soho Beach House Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the Tulsa Office Portfolio Mortgage Loan, the Soho Beach House Mortgage Loan and the 57 East 11th Street Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the Tulsa Office Portfolio Mortgage Loan, the Soho Beach House Mortgage Loan and the 57 East 11th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.2           Pooling and Servicing Agreement, dated as of February 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of July 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 16, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

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

4.12         Co-Lender Agreement, dated as of February 27, 2019, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

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

33.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.2)

33.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.2)

33.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.47       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.54       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 33.4)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 33.49)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.59       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan

33.60       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.49)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.65       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.59)

33.66       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.4)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.49)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.71       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.59)

33.72       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.49)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.2)

34.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.2)

34.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.47       Wilmington Trust, National Association, as Trustee of the 365 Bond Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 365 Bond Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the 365 Bond Mortgage Loan

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 365 Bond Mortgage Loan

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.54       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 34.4)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 34.49)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.59       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan

34.60       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.49)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.65       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.59)

34.66       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.4)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.49)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.71       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.59)

34.72       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.49)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         Berkadia Commercial Mortgage LLC, as Primary Servicer

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

35.15       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.5)

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

35.27       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 17, 2023