Form 10-K
period 2024-12-31
GS Mortgage Securities Trust 2019-GC39
filed 2025-03-18
CIK 1771501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The 365 Bond Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Street Mortgage Loan, which constituted approximately 9.7% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Street Mortgage Loan, eight other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Tulsa Office Portfolio Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date.  The Tulsa Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Tulsa Office Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the Tulsa Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. The Soho Beach House Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 57 East 11th Street Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The 57 East 11th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 57 East 11th Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 57 East 11th Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 57 East 11th Street loan combination in the GS Mortgage Securities Trust 2019-GC40 transaction, Commission File Number 333-226082-03 (the “GSMS 2019-GC40 Transaction”).  After the closing of the GSMS 2019-GC40 Transaction on July 11, 2019, this loan combination, including the 57 East 11th Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2019-GC40 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Tulsa Office Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Lakeside Apartments Mortgage Loan, the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction and the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Lakeside Apartments Mortgage Loan, the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Tulsa Office Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the 57 East 11th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Tulsa Office Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the 57 East 11th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 101 California Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CALI 2019-101C Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CALI 2019-101C Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Tulsa Office Portfolio Mortgage Loan and, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 57 East 11th Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC40 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC40 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.2           Trust and Servicing Agreement, dated as of March 6, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of July 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 16, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.5           Amended and Restated Co-Lender Agreement, dated as of May 3, 2019, by and among, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the CALI 2019-101C Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-101C, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the Benchmark 2019-B10 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-B10, as Note A-8 Holder and Note A-9 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.7           Agreement Between Noteholders, dated as of March 8, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note B-2 Holder and Initial Note C-2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Initial Note B-1 Holder and Initial Note C-1 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of February 27, 2019, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.9         Agreement Between Noteholders, dated as of May 23, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1-A Holder and Initial Note A-1-B Holder, and Bank of America, N.A., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of April 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of March 1, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of May 15, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

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

33.2         KeyBank National Association, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8         Berkadia Commercial Mortgage LLC, as Primary Servicer

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

33.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.2)

33.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.8)

33.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.2)

33.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.47       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.52       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.49)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.49)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         KeyBank National Association, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8         Berkadia Commercial Mortgage LLC, as Primary Servicer

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

34.10       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.2)

34.11       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.16       KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.22       KeyBank National Association, as Special Servicer of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Albertsons Industrial - PA Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Albertsons Industrial - PA Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.28       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.34       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.8)

34.40       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.2)

34.41       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.47       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.52       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.49)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.49)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.15       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.5)

35.17       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.2)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.21       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2025