Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2019-GC39
filed 2026-03-12
CIK 1771501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan and the Lakeside Apartments Mortgage Loan, which constituted approximately 9.3%, 8.1%, 7.7%, 6.9% and 4.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 59 Maiden Lane Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Moffett Towers II Building V Mortgage Loan, three other pari passu loans and four subordinate companion loans, each of which are not assets of the issuing entity, (c) with respect to the Albertsons Industrial - PA Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Waterford Lakes Town Center Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity and (e) with respect to the Lakeside Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan and the Lakeside Apartments Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The Arbor Hotel Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association acts as trustee of the 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Lakeside Apartments Mortgage Loan, the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction and the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 59 Maiden Lane Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Albertsons Industrial - PA Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Lakeside Apartments Mortgage Loan, the 101 California Street Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Tulsa Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.10         Co-Lender Agreement, dated as of March 1, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of May 15, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 23, 2019 under Commission File No. 333-226082-02 and incorporated by reference herein).

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

33.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.33       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.8)

33.34       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.41       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.46       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.43)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.52       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.43)

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

34.29       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.33       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.8)

34.34       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.41       Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.46       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.43)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.52       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.43)

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

35.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 35.2)

35.14       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.5)

35.15       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.19       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 12, 2026